Form 10-Q
period 2022-03-31
AXIOS Sustainable Growth Acquisition Corp
filed 2022-05-19
CIK 1898019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

AXIOS Sustainable Growth Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41292	98-1640650
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Hidden Pines Farm, 14090, Hopewell Road Alpharetta, Georgia	30004
(Address of Principal Executive Offices)	(Zip Code)

(770) 813-6500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one right and one redeemable warrant	AXACU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	AXAC	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AXACWS	The New York Stock Exchange
Rights to receive one-tenth (1/10) of one Class A ordinary share	AXACR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 16, 2022, 17,610,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash	$1,416,792	$—
Prepaid expenses	321,050	—
Deferred offering costs	—	624,637
Total current assets	1,737,842	624,637
Prepaid expenses	270,171
Cash held in Trust	176,020,881	—
Total Assets	$178,028,894	$624,637
Liabilities, Temporary Equity and Shareholders’ equity
Current Liabilities:
Accrued offering costs	$101,363	$558,068
Accrued expenses	634,078	—
Note Payable – Related Party	225,849	50,000
Advances from Sponsor	104,000	—
Total Current Liabilities	1,065,290	608,068
Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption; 17,250,000 shares (at $10.20 per share)	175,950,000	—
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 360,000 and -0- shares issued and outstanding at March 31, 2022 and December 31, 2021	36	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	2,070,107	24,569
Accumulated deficit	(1,056,970)	(8,431)
Total Shareholders’ equity	1,013,604	16,569
Total Liabilities, Temporary Equity and Shareholders’ equity	$178,028,894	$624,637

The accompanying notes are an integral part of this financial statement.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(unaudited)

Operational expenses	$1,119,420
Operating loss	(1,119,420)

Other income
Unrealized gains on investments held in Trust	70,881

Net Loss	$(1,048,539)
Class A ordinary shares - weighted average shares outstanding, basic and diluted	8,112,472
Class A ordinary shares - basic and diluted net loss per share	$(0.09)
Class B ordinary shares - weighted average shares outstanding, basic and diluted	4,009,129
Class B ordinary shares - basic and diluted net loss per share	$(0.09)

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

		Class A		Class B
	Class A	Ordinary	Class B	Ordinary	Additional		Total
	Ordinary	Shares	Ordinary	Shares	Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2021			4,312,500	$431	$24,569	$(8,431)	$16,569
Issuance of representative shares and warrants	360,000	$36	—	—	2,875,685	—	2,875,721
Issuance of Private Placement Warrants	—	—	—	—	9,920,000	—	9,920,000
Issuance of Public Warrants	—	—	—	—	30,532,500	—	30,532,500
Issuance of Rights to Class A ordinary shares	—	—	—	—	12,075,000	—	12,075,000
Remeasurement of redeemable Class A ordinary shares to redemption value	—	—	—	—	(53,357,647)	—	(53,357,647)
Net loss	—	—	—	—	—	(1,048,539)	(1,048,539)
Balance as of March 31, 2022	360,000	$36	4,312,500	$431	$2,070,107	$(1,056,970)	$1,013,604

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(1,048,539)
Adjustments to reconcile net loss to net cash provided by operating activities
Unrealized gain on investments held in the Trust	(70,881)
Changes in operating assets and liabilities:
Prepaid expenses	(591,221)
Accrued offering costs	(456,705)
Accrued expenses	634,078
Net cash used in operating activities	(1,533,268)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	169,050,000
Proceeds from issuance of Private Placement Warrants	9,920,000
Payment of deferred offering costs	(349,789)
Advances from Sponsor	104,000
Proceeds from Sponsor note	175,849
Net cash provided by Financing Activities	178,900,060
Net change in Cash	1,416,792
Cash - Beginning of Period	—
Cash - Ending of Period	$1,416,792
Supplemental disclosure of cash flow information:
Issuance of representative shares and warrants	$2,875,721
Remeasurement of redeemable Class A ordinary shares to redemption value	$53,357,647

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations and Liquidity and Management’s Plan

AXIOS Sustainable Growth Acquisition Corporation (the “Company”) is a newly incorporated blank check company incorporated on November 30, 2021, under the laws of Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (a “Business Combination”). While the Company may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry, sector or geographic region, the Company currently intends to concentrate its efforts in identifying a business in the agribusiness, plant-based proteins, food processing and AgTech, with the target search focused on agricultural companies in Central and Eastern Europe.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 30, 2021 (inception), through March 31, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on February 15, 2022. On February 18, 2022, the Company consummated the Initial Public Offering of 17,250,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $172,500,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,920,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction (the “Private Placement”) to AXIOS Sponsor LP (the “Sponsor”) and I-Bankers Securities, Inc. (“I-Bankers”).

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

As of February 18, 2022, transaction costs amounted to $7,300,417 consisting of $3,450,000 of underwriting fees, $974,426 of Initial Public Offering costs and $2,875,721 representing the fair value of the Representative’s Shares and Representative’s Warrants granted to the underwriter (see Note 6). These costs were charged to additional paid-in capital upon completion of the Initial Public Offering.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, would be held in a trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated Memorandum and Articles of Association. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as temporary equity on the balance sheet until such date that a redemption event takes place.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its second amended and restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (or up to 18 months if the Sponsor extends the time to complete an initial Business Combination by depositing into the Trust Account $1,725,000 ($0.10 per share) for each three-month extension) from the closing of the Initial Public Offering, or during any extended time that the Company has to consummate a Business Combination beyond 18 months as a result of a shareholder vote to amend the Company’s Memorandum and Articles of Association (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. I-Bankers will have no right to the Business Combination marketing fees (including the additional fee equal to 1% of the consideration issued to a target if the Business Combination is consummated with a target introduced by I-Bankers) (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period, which is less than 12 months from the issuance date of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and other events (such as the recent invasion by Russia of Ukraine and any further escalation of hostilities related thereto, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on the industry and has concluded that while it is reasonably possible that the virus, the invasion by Russia of Ukraine or other events could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company had $1,416,792 and $0 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments held in Trust Account

At March 31, 2022, the Company had $176,020,881 in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering” and deferred those costs that were directly related to the Initial Public Offering. All other costs were expensed as incurred. Deferred costs were charged to additional paid-in capital upon completion of the Initial Public Offering. Offering costs of $974,426 consist principally of costs incurred in connection with the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The reconciliation of Class A ordinary shares subject to possible redemption is as follows:

Gross Proceeds	$172,500,000

Less:
Proceeds allocated to Public Warrants	(30,532,500)
Proceeds allocated to Rights to Class A ordinary shares	(12,075,000)
Issuance costs allocated to Class A ordinary shares	(7,300,147)
(49,907,647)

Add:
Remeasurement of carrying value to redemption value	53,357,647

Class A ordinary shares subject to possible redemption	$175,950,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of stock. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not include any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company because to do so would be anti-dilutive as the Company had a loss for the period. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2022
	Class A	Class B
	ordinary	ordinary
	share	share
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(701,743)	$(346,796)
Denominator:
Basic and diluted weighted average shares outstanding	8,112,472	4,009,129

Basic and diluted net loss per ordinary share	$(0.09)	$(0.09)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying Balance Sheet, primarily due to their short-term nature.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”),” which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not effective, accounting standards, except as noted above, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a price of $10.00 per Unit. Each Unit consisted of one ordinary share, one right and one redeemable warrant (“Public Warrant”). Each right entitles the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company sold 9,920,000 Private Placement Warrants to the Sponsor and I-Bankers at a price of $1.00 per Private Placement Warrant in the Private Placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On December 12, 2021, the Sponsor acquired 3,593,750 Class B ordinary shares in exchange for an aggregate capital contribution of $25,000, at a purchase price of approximately $.007 per share. On December 29, 2021, Celtic Asset & Equity Partners, Ltd. (“Celtic”) subscribed for 175,000 Class B ordinary shares for an aggregate capital contribution of $1,217 which was previously funded by the Sponsor. On December 29, 2021, the Sponsor surrendered 175,000 Class B ordinary shares for no consideration. In February 2022, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 4,102,500 Class B ordinary shares and Celtic holding 210,000 Class B ordinary shares. If the underwriters did not exercise all or a portion of their over-allotment option, the initial shareholders would have forfeited up to an aggregate of 562,500 Class B ordinary shares in proportion to the portion of the over-allotment option that was not exercised. The over-allotment option was exercised in full in connection with the Initial Public Offering. As such, the shares are no longer subject to forfeiture.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of an ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Notes — Related Party

On December 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2022 or (ii) the consummation of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was $225,849 and $50,000, respectively, outstanding under the Promissory Note. Due to an administrative delay, the Promissory Note was not paid upon the consummation of the Initial Public Offering, and the outstanding balance of the Promissory Note was converted into a Working Capital Loan on May 16, 2022.

Advances from Sponsor

The Sponsor advanced a total of $104,000 to the Company for working capital purposes through March 31, 2022. These advances are noninterest bearing and due on demand. In April 2022, an additional $4,000 was advanced to the Company. On May 16, 2022, the outstanding amount was converted into a Working Capital Loan.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or the Company’s liquidation.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans. As described above, on May 16, 2022, the Promissory Notes – Related Party and Advances from Sponsor were converted into a Working Capital Loan via a promissory note.

Note 6 — Commitments and Contingencies

Registration Rights

The Company entered into a registration rights agreement with its founders, officers, directors or their affiliates on the effective date of the Initial Public Offering pursuant to which the Company will be required to register any ordinary shares, warrants (including working capital warrants), and shares underlying such warrants, that are not covered by an effective registration statement upon the completion of a Business Combination. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the

Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions to the extent provided for in the underwriting agreement. The over-allotment option was exercised in full in connection with the Initial Public Offering.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, payable upon the closing of the Initial Public Offering.

Upon the closing of the Initial Public Offering, the Company issued to the underwriters (and/or their designees) 517,500 representative’s warrants (the “Representative’s Warrants”), exercisable at $12.00 per share (or an aggregate exercise price of $6,210,000). The Company determined the fair value of the warrants to be $1.61 per warrant (or $834,521 in the aggregate) and charged the fair value to offering expenses with an offset to additional paid-in capital.

On the closing of the Initial Public Offering, the Company issued to the underwriters 360,000 Class A ordinary shares (the “Representative’s Shares”). The Company determined the fair value of the transferred shares to be $5.67 per share (or $2,041,200 in the aggregate) and charged, the fair value to offering expenses with an offset to additional paid-in capital.

Business Combination Marketing Agreement

The Company will engage I-Bankers in connection with its Business Combination to assist it in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination, and assist it with press releases and public filings in connection with the Business Combination. Pursuant to the agreement with I-Bankers, the marketing fee payable to I-Bankers will be 3.5% of the gross proceeds of the Initial Public Offering (plus an additional fee equal to 1% of the consideration issued to a target if the Business Combination is consummated with a target introduced by I-Bankers).

Note 7 — Shareholders’ equity

Preferred Shares

The Company is authorized to issue a total of 1,000,000 preferred shares, par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 360,000 and zero shares, respectively, of Class A ordinary shares issued or outstanding (excluding 17,250,000 shares presented as temporary equity).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding of which an aggregate of up to 562,500 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Class A ordinary shares issuable to I-Bankers). The over-allotment option was exercised in full in connection with the Initial Public Offering. As such, the shares are no longer subject to forfeiture.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (excluding the Class A ordinary shares issuable to I-Bankers) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Warrants

The Public Warrants will become exercisable at any time commencing 30 days after the completion of the Company’s initial Business Combination, except as described below. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon the exercise of the Public Warrants is not effective within 60 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants and Representative’s Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except: (i) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable and (iii) the Representative’s Warrants are exercisable at $12.00 per share.

If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Price”) is below $9.20 per share, the exercise price of the warrants (for both Public Warrants and Private Placement Warrants) will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Price and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Price and the Newly Issued Price.

The Company may call the warrants for redemption (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable;
●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder;

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances, including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

The Company accounts for the warrants to be issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. The Company has determined that these warrants qualify for equity treatment in the Company’s financial statements. There were 17,250,000 Public Warrants outstanding and 9,920,000 Private Placement Warrants outstanding at March 31, 2022. There were no warrants outstanding at December 31, 2021.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law.

The Company accounts for the rights to be issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. The Company has determined that these rights qualify for equity treatment in the Company’s financial statements.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, through the date that the financial statements were issued.

The Company did not identify any subsequent events, except as noted below, that occurred after the balance sheet date up to the date that the financial statements were available that would have required adjustment or disclosure in the financial statements.

Working Capital Loan

On May 16, 2022, the Company entered into a Working Capital Loan, evidenced by a convertible promissory note with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The Sponsor previously advanced a total of $108,000 to the Company for working capital purposes, consisting of a $100,000 advance in February 2022, a $4,000 advance in March 2022 and a $4,000 advance in April 2022. On May 16, 2022, the advances of $108,000 were converted into a Working Capital Loan via a promissory note. On May 16, 2022, the Sponsor advanced a further $225,849 under the Working Capital Loan, which the Company used to repay the outstanding amount under the Promissory Note. The Working Capital Loan may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to the “Company,” “our,” “us” or “we” refer to AXIOS Sustainable Growth Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. Although there is no restriction or limitation on what industry our target operates in, it is our intention to pursue prospective targets that are engaged in agribusiness, plant-based proteins, food processing and AgTech, with our target search focused on agricultural companies in Central and Eastern Europe.

As of March 31, 2022, we had not commenced any operations. All activity for the period from November 30, 2021 (inception), through March 31, 2022, relates to the formation and the Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,920,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in the Private Placement to our Sponsor and I-Bankers.

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee.

We cannot assure you that our plans to complete our initial Business Combination will be successful. If we are unable to complete the initial Business Combination within 12 months (or up to 18 months if the Sponsor extends the time to complete an initial Business Combination by depositing into the Trust Account $1,725,000 ($0.10 per share) for each three-month extension) from the closing of the Initial Public Offering, or during any extended time that we have to consummate a Business Combination beyond 18 months as a result of a shareholder vote to amend our Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Results of Operations

As of March 31, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through March 31, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $1,048,539, consisting primarily of general and administrative expenses of $1,119,420.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $1,416,792.

For the three months ended March 31, 2022, the net increase in cash was $1,416,792. Cash used in operating activities was $1,533,268 and is primarily the result of a net loss of $1,048,539.

On February 18, 2022, the Company consummated its Initial Public Offering of 17,250,000 Units, including the issuance of 2,250,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (an “Ordinary Share”), one right to acquire one-tenth of an Ordinary Share, and one redeemable warrant of the Company. Each right entitles the holder thereof to receive one-tenth (1/10) of one Ordinary Share upon consummation of our initial Business Combination. Each warrant entitles the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. The Company granted the underwriters of the Initial Public Offering a 30-day option to purchase up to an additional 2,250,000 Units to cover over-allotments, if any.

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 9,920,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the Sponsor and I-Bankers, generating gross proceeds to the Company of $9,920,000. Of such amount, 8,445,000 Private Placement Warrants were purchased by the Sponsor and 1,475,000 Private Placement Warrants were purchased by I-Bankers.

A total of $175,950,000, comprised of proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company acting as trustee.

In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Combination Period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period, which is less than 12 months from the issuance date of the financial statements. As a result, there is substantial doubt that the Company can sustain operations for a period of at least one year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Off-balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than (i) an agreement to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services, which administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or our liquidation, and (ii) a Working Capital Loan which has advances of $333,849 outstanding as of May 16, 2022.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of stock, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of stock. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted loss per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not include any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company because to do so would be anti-dilutive as the Company had a loss for the period. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position.

Management does not believe that any recently issued, but not effective, accounting standards, except as noted above, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, may materially adversely affect our business, including our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On December 12, 2021, the Sponsor acquired 3,593,750 Class B ordinary shares in exchange for an aggregate capital contribution of $25,000, at a purchase price of approximately $0.007 per share. On December 29, 2021, Celtic subscribed for 175,000 Class B ordinary shares for an aggregate capital contribution of $1,217 which was previously funded by the Sponsor. On December 29, 2021, the Sponsor surrendered 175,000 Class B ordinary shares for no consideration. In February 2022, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 4,102,500 Class B ordinary shares and Celtic holding 210,000 Class B ordinary shares.

Simultaneously with the closing of the Initial Public Offering, the Company sold 9,920,000 Private Placement Warrants to the Sponsor and I-Bankers at a price of $1.00 per Private Placement Warrant in the Private Placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On February 18, 2022, the Company consummated the Initial Public Offering of 17,250,000 Units, generating gross proceeds of $172,500,000. The securities in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333 262352). The SEC declared the Registration Statement effective on February 15, 2022.

Simultaneously with the closing of the Initial Public Offering, the Company sold 9,920,000 Private Placement Warrants to the Sponsor and I-Bankers at a price of $1.00 per Private Placement Warrant in the Private Placement. Each Private Placement Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment.

The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 16, 2022, the Company entered into a Working Capital Loan, evidenced by a convertible promissory note with the Sponsor. Pursuant to the Working Capital Loan, the Sponsor agreed to loan to the Company up to $1,500,000 to be used for working capital purposes. The Sponsor previously advanced a total of $108,000 to the Company for working capital purposes, consisting of a $100,000 advance in February 2022, a $4,000 advance in March 2022 and a $4,000 advance in April 2022. On May 16, 2022, the advances of $108,000 were converted into a Working Capital Loan via a promissory note. On May 16, 2022, the Sponsor advanced a further $225,849 under the Working Capital Loan, which the Company used to repay the outstanding amount under the Promissory Note. The Working Capital Loan may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loan may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.1*	Convertible Promissory Note, dated as of May 16, 2022, by and between AXIOS Sustainable Growth Acquisition Corporation and AXIOS Sponsor LP.

10.2*	Working Capital Note Letter Agreement, dated as of May 16, 2022, by and between AXIOS Sustainable Growth Acquisition Corporation and AXIOS Sponsor LP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 19, 2022	AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

	By:	/s/ Benedikt E. Förtig
	Name:	Benedikt E. Förtig
	Title:	Chief Executive Officer

XBRL-Only Content Section