Form 10-Q
period 2022-06-30
AXIOS Sustainable Growth Acquisition Corp
filed 2022-08-15
CIK 1898019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

As of August 15, 2022, 17,610,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash	$887,957	$—
Prepaid expenses	321,050	—
Deferred offering costs	—	624,637
Total current assets	1,209,007	624,637
Prepaid expenses	193,818
Investments held in Trust	176,164,142	—
Total Assets	$177,566,967	$624,637
Liabilities, Temporary Equity and Shareholders’ equity
Current Liabilities:
Accrued offering costs	$15,000	$558,068
Accrued expenses	851,837	—
Note Payable - Related Party	—	50,000
Working Capital Loan – Related Party	329,849	—
Total Current Liabilities	1,196,686	608,068
Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption; 17,250,000 shares	176,164,142	—
Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 360,000 and -0- shares issued and outstanding at June 30, 2022 and December 31, 2021	36	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	1,855,965	24,569
Accumulated deficit	(1,650,293)	(8,431)
Total Shareholders’ equity	206,139	16,569
Total Liabilities, Temporary Equity and Shareholders’ equity	$177,566,967	$624,637

The accompanying notes are an integral part of this financial statement.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2022
Operational expenses	$736,584	$1,856,004
Operating loss	736,584	1,856,004

Other income
Unrealized gains on investments in Trust	143,261	214,142
Net loss	$(593,323)	$(1,641,862)
Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	17,610,000	12,914,000
Class A Ordinary Shares - Basic and diluted net loss per share	$(0.03)	$(0.10)
Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	4,312,500	4,162,500
Class B Ordinary Shares - Basic and diluted net loss per share	$(0.03)	$(0.10)

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

		Class A		Class B
	Class A	Ordinary	Class B	Ordinary	Additional		Total
	Ordinary	Shares	Ordinary	Shares	Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2021	—	—	4,312,500	$431	$24,569	$(8,431)	$16,569
Issuance of representative shares and warrants	360,000	$36	—	—	2,875,685	—	2,875,721
Issuance of Private Placement Warrants	—	—	—	—	9,920,000	—	9,920,000
Issuance of Public Warrants	—	—	—	—	30,532,500	—	30,532,500
Issuance of Rights to Class A ordinary shares	—	—	—	—	12,075,000	—	12,075,000
Remeasurement of redeemable Class A ordinary shares to redemption value	—	—	—	—	(53,357,647)	—	(53,357,647)
Net loss	—	—	—	—	—	(1,048,539)	(1,048,539)
Balance as of March 31, 2022	360,000	$36	4,312,500	$431	$2,070,107	$(1,056,970)	$1,013,604
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(214,142)	—	(214,142)
Net loss	—	—	—	—	—	(593,323)	(593,323)
Balance as of June 30, 2022	360,000	$36	4,312,500	$431	$1,855,965	$(1,650,293)	$206,139

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(1,641,862)
Adjustments to reconcile net loss to net cash provided by operating activities
Unrealized gain on investments held in the Trust	(214,142)
Changes in operating assets and liabilities:
Prepaid expenses	(514,868)
Accrued offering costs	(543,068)
Accrued expenses	851,837
Net cash used in operating activities	(2,062,103)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	169,050,000
Proceeds from issuance of Private Placement Warrants	9,920,000
Payment of deferred offering costs	(349,789)
Advances from Sponsor	104,000
Proceeds from Sponsor note	175,849
Net cash provided by Financing Activities	178,900,060
Net change in Cash	887,957
Cash - Beginning of Period	—
Cash - Ending of Period	$887,957
Supplemental disclosure of cash flow information:
Issuance of representative shares and warrants	$2,875,721
Remeasurement of redeemable Class A ordinary shares to redemption value	$53,571,789
Transfer of Advances from Sponsor and Sponsor Note to Working Capital Loan - Related Party	$329,849

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations and Liquidity and Management’s Plan

AXIOS Sustainable Growth Acquisition Corporation (the “Company”) is a blank check company incorporated on November 30, 2021, under the laws of Cayman Islands for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses (a “Business Combination”). While the Company may pursue an initial Business Combination target in any stage of its corporate evolution or in any industry, sector or geographic region, the Company currently intends to concentrate its efforts in identifying a business in the agribusiness, plant-based proteins, food processing and AgTech, with the target search focused on agricultural companies in Central and Eastern Europe.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 30, 2021 (inception), through June 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering on February 18, 2022, an amount of $175,950,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement (as defined in Note 4) was placed in the in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, would be held in a trust account, located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated Memorandum and Articles of Association. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in the Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. Because of the redemption feature noted above, the Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as temporary equity on the balance sheet until such date that a redemption event takes place.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company had $887,957 and $0 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments held in Trust Account

At June 30, 2022, the Company had $176,164,142 in investments held in the Trust Account.

Offering Costs associated with a Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board’s (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering” and deferred those costs that were directly related to the Initial Public Offering. All other costs were expensed as incurred. Deferred costs were charged to additional paid-in capital upon completion of the Initial Public Offering. Offering costs of $974,426 consist principally of costs incurred in connection with the Initial Public Offering.

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

The reconciliation of Class A ordinary shares subject to possible redemption is as follows:

Gross Proceeds	$172,500,000

Less:
Proceeds allocated to Public Warrants	(30,532,500)
Proceeds allocated to Rights to Class A ordinary shares	(12,075,000)
Issuance costs allocated to Class A ordinary shares	(7,300,147)
(49,907,647)

Add:
Remeasurement of carrying value to redemption value	53,357,647

Class A ordinary shares subject to possible redemption – March 31, 2022	175,950,000
Remeasurement of carrying value to redemption value	214,142
Class A ordinary shares subject to possible redemption – June 30, 2022	$176,164,142

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022		June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	(476,607)	(116,716)	(1,241,648)	(400,214)
Denominator:
Basic and diluted weighted average shares outstanding	17,610,000	4,312,500	12,914,000	4,162,500
Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.10)	$(0.10)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Notes — Related Party

On December 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2022 or (ii) the consummation of the Initial Public Offering. Due to an administrative delay, the Promissory Note was not paid upon the consummation of the Initial Public Offering, and the outstanding balance of the Promissory Note was converted into a Working Capital Loan on May 16, 2022. As of June 30, 2022 and December 31, 2021, there was $0 and $50,000, respectively, outstanding under the Promissory Note.

Advances from Sponsor

The Sponsor advanced a total of $104,000 to the Company for working capital purposes through June 30, 2022. These advances are noninterest bearing and due on demand. On May 16, 2022, the outstanding amount was converted into a Working Capital Loan.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or the Company’s liquidation. $45,000 and $75,000 of expenses were incurred for the three and six months ended June 30, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As described above, on May 16, 2022, the Promissory Notes – Related Party and Advances from Sponsor were converted into a Working Capital Loan via a promissory note. As of June 30, 2022 and December 31, 2021, there was $329,849 and $0 outstanding under the Working Capital Loans.

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

Note 7 — Shareholders’ equity

Preferred Shares

The Company is authorized to issue a total of 1,000,000 preferred shares, par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021 there were 360,000 and zero shares, respectively, of Class A ordinary shares issued or outstanding (excluding 17,250,000 shares presented as temporary equity).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding of which an aggregate of up to 562,500 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Class A ordinary shares issuable to I-Bankers). The over-allotment option was exercised in full in connection with the Initial Public Offering. As such, the shares are no longer subject to forfeiture.

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

The Company accounts for the warrants to be issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. The Company has determined that these warrants qualify for equity treatment in the Company’s financial statements. There were 17,250,000 Public Warrants outstanding and 9,920,000 Private Placement Warrants outstanding at June 30, 2022. There were no warrants outstanding at December 31, 2021.

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

In July 2022, the Company repaid $200,000 of the outstanding balance of the Working Capital Loan.

Outside of the above, the Company did not identify any subsequent events that occurred after the balance sheet date up to the date that the financial statements were available that would have required adjustment or disclosure in the financial statements.

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

As of June 30, 2022, we had not commenced any operations. All activity for the period from November 30, 2021 (inception), through June 30, 2022, relates to the formation and the Initial Public Offering. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

We cannot assure you that our plans to complete our initial Business Combination will be successful. If we are unable to complete the initial Business Combination within 12 months (or up to 18 months if the Sponsor extends the time to complete an initial Business Combination by depositing into the Trust Account $1,725,000 ($0.10 per share) for each three-month extension) from the closing of the Initial Public Offering, or during any extended time that we have to consummate a Business Combination beyond 18 months as a result of a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete a Business Combination within the Combination Period.

Results of Operations

As of June 30, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through June 30, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2022, we had a net loss of $593,323 and $1,641,862, respectively, consisting primarily of general and administrative expenses of $736,584 and $1,856,004, respectively.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $887,957.

For the six months ended June 30, 2022, the net increase in cash was $887,957. Cash used in operating activities for the six months ended June 30, 2022, was $2,062,103 and is primarily the result of a net loss of $1,641,862.

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

Off-balance Sheet Financing Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than (i) an agreement to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services, which administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or our liquidation, and (ii) a Working Capital Loan which has advances of $133,849 outstanding as of August 15, 2022.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants held in the Trust Account were invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 19, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022 and Quarterly Report on Form 10-Q filed with the SEC on May 19, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(g) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2022	AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

	By:	/s/ Benedikt E. Fortig
	Name:	Benedikt E. Fortig
	Title:	Chief Executive Officer