Form 10-Q
period 2022-09-30
AXIOS Sustainable Growth Acquisition Corp
filed 2022-11-14
CIK 1898019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 17,610,000 Class A ordinary shares, par value $0.0001 per share, and 4,312,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets:
Cash	$233,764	$—
Prepaid expenses	310,122	—
Deferred offering costs	—	624,637
Total current assets	543,886	624,637
Prepaid expenses	118,090	—
Investments held in Trust	177,000,886	—
Total Assets	$177,662,862	$624,637
Liabilities, Temporary Equity and Shareholders’ (Deficit) Equity
Current Liabilities:
Accrued offering costs	$15,000	$558,068
Accrued expenses	1,027,831	—
Note Payable - Related Party	—	50,000
Working Capital Loan – Related Party	133,849	—
Total Current Liabilities	1,176,680	608,068
Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption; 17,250,000 shares	177,000,886	—
Shareholders’ (Deficit) Equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 360,000 and -0- shares issued and outstanding at September 30, 2022 and December 31, 2021	36	—
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized, 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	1,019,221	24,569
Accumulated deficit	(1,534,392)	(8,431)
Total Shareholders’ (Deficit) Equity	(514,704)	16,569
Total Liabilities, Temporary Equity and Shareholders’ (Deficit) Equity	$177,662,862	$624,637

The accompanying notes are an integral part of these unaudited condensed financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2022
Operational expenses	$720,843	$2,576,847
Operating loss	(720,843)	(2,576,847)

Other income
Unrealized gains on investments in Trust Account	836,744	1,050,886
Net income (loss)	$115,901	$(1,525,961)
Class A Ordinary Shares - Weighted average shares outstanding, basic and diluted	17,610,000	14,502,353
Class A Ordinary Shares - Basic and diluted net income (loss) per share	$0.01	$(0.08)
Class B Ordinary Shares - Weighted average shares outstanding, basic and diluted	4,312,500	4,312,500
Class B Ordinary Shares - Basic and diluted net income (loss) per share	$0.01	$(0.08)

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

		Class A		Class B
	Class A	Ordinary	Class B	Ordinary	Additional		Total
	Ordinary	Shares	Ordinary	Shares	Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity (Deficit)
Balance as of December 31, 2021	—	—	4,312,500	$431	$24,569	$(8,431)	$16,569
Issuance of representative shares and warrants	360,000	$36	—	—	2,875,685	—	2,875,721
Issuance of Private Placement Warrants	—	—	—	—	9,920,000	—	9,920,000
Issuance of Public Warrants	—	—	—	—	30,532,500	—	30,532,500
Issuance of Rights to Class A ordinary shares	—	—	—	—	12,075,000	—	12,075,000
Remeasurement of redeemable Class A ordinary shares to redemption value	—	—	—	—	(53,357,647)	—	(53,357,647)
Net loss	—	—	—	—	—	(1,048,539)	(1,048,539)
Balance as of March 31, 2022	360,000	$36	4,312,500	$431	$2,070,107	$(1,056,970)	$1,013,604
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(214,142)	—	(214,142)
Net loss	—	—	—	—	—	(593,323)	(593,323)
Balance as of June 30, 2022	360,000	36	4,312,500	431	1,855,965	(1,650,293)	206,139
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(836,744)	—	(836,744)
Net income	—	—	—	—	—	115,901	115,901
Balance as of September 30, 2022	360,000	$36	4,312,500	$431	$1,019,221	$(1,534,392)	$(514,704)

The accompanying notes are an integral part of these financial statements.

AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

Cash Flows from Operating Activities:
Net Loss	$(1,525,961)
Adjustments to reconcile net loss to net cash provided by operating activities
Unrealized gain on investments held in the Trust Account	(1,050,886)
Changes in operating assets and liabilities:
Prepaid expenses	(428,212)
Accrued offering costs	(543,068)
Accrued expenses	1,027,831
Net cash used in operating activities	(2,520,296)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,950,000)
Net cash used in investing activities	(175,950,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter’s discount	169,050,000
Proceeds from issuance of Private Placement Warrants	9,920,000
Payment of deferred offering costs	(349,789)
Payments on Working Capital Loan – Related Party	(200,000)
Advances from Sponsor	108,000
Proceeds from Sponsor note	175,849
Net cash provided by Financing Activities	178,704,060
Net change in Cash	233,764
Cash - Beginning of Period	—
Cash - Ending of Period	$233,764
Supplemental disclosure of cash flow information:
Issuance of representative shares and warrants	$2,875,721
Remeasurement of redeemable Class A ordinary shares to redemption value	$54,408,533
Transfer of Advances from Sponsor and Sponsor Note to Working Capital Loan - Related Party	$329,849

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 30, 2021 (inception), through September 30, 2022, relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and the search for a target Company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of February 18, 2022, transaction costs amounted to $7,300,147 consisting of $3,450,000 of underwriting fees, $974,426 of Initial Public Offering costs and $2,875,721 representing the fair value of the Representative’s Shares and Representative’s Warrants granted to the underwriter (see Note 6). These costs were charged to additional paid-in capital upon completion of the Initial Public Offering.

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

In the opinion of the Company’s management, the unaudited financial statements as of September 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2022 and its results of operations and cash flows for the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and Cash Equivalents

The Company had $233,764 and $0 in cash as of September 30, 2022 and December 31, 2021, respectively. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments held in Trust Account

At September 30, 2022, the Company had $177,000,886 in investments held in the Trust Account, which are comprised of US Treasury securities.

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

The reconciliation of Class A ordinary shares subject to possible redemption is as follows:

Gross Proceeds	$172,500,000

Less:
Proceeds allocated to Public Warrants	(30,532,500)
Proceeds allocated to Rights to Class A ordinary shares	(12,075,000)
Issuance costs allocated to Class A ordinary shares	(7,300,147)
(49,907,647)

Add:
Remeasurement of carrying value to redemption value	53,357,647

Class A ordinary shares subject to possible redemption – March 31, 2022	175,950,000
Remeasurement of carrying value to redemption value	214,142
Class A ordinary shares subject to possible redemption – June 30, 2022	176,164,142
Remeasurement of carrying value to redemption value	836,744
Class A ordinary shares subject to possible redemption – September 30, 2022	$177,000,886

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$93,101	$22,800	$(1,176,200)	$(349,761)
Denominator:
Basic and diluted weighted average shares outstanding	17,610,000	4,312,500	14,502,353	4,312,500
Basic and diluted net income (loss) per share	$0.01	$0.01	$(0.08)	$(0.08)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The following table presents information about the Company's assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$177,000,868	$—

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

Promissory Notes — Related Party

On December 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $350,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) July 31, 2022 or (ii) the consummation of the Initial Public Offering. Due to an administrative delay, the Promissory Note was not paid upon the consummation of the Initial Public Offering, and the outstanding balance of the Promissory Note was converted into a Working Capital Loan on May 16, 2022. As of September 30, 2022 and December 31, 2021, there was $0 and $50,000, respectively, outstanding under the Promissory Note.

Advances from Sponsor

The Sponsor advanced a total of $108,000 to the Company for working capital purposes through September 30, 2022. These advances are noninterest bearing and due on demand. On May 16, 2022, the outstanding amount was converted into a Working Capital Loan.

Administrative Services Arrangement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or the Company’s liquidation. $45,000 and $120,000 of expenses were incurred for the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, there was $0 and $0 outstanding, respectively, included in accrued expenses on the condensed balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As described above, on May 16, 2022, the Promissory Notes – Related Party and Advances from Sponsor were converted into a Working Capital Loan via a promissory note. In July 2022, the Company repaid $200,000 of the outstanding balance of the Working Capital Loan. As of September 30, 2022 and December 31, 2021, there was $133,849 and $0 outstanding under the Working Capital Loans.

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

On the closing of the Initial Public Offering, the Company issued to the underwriters 360,000 Class A ordinary shares (the “Representative’s Shares”). The Company determined the fair value of the transferred shares to be $5.67 per share (or $2,041,200 in the aggregate) and charged the fair value to offering expenses with an offset to additional paid-in capital.

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

Note 7 — Shareholders’ equity

Preferred Shares

The Company is authorized to issue a total of 1,000,000 preferred shares, par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were no preferred shares issued and outstanding.

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022, and December 31, 2021 there were 360,000 and zero shares, respectively, of Class A ordinary shares issued or outstanding (excluding 17,250,000 shares presented as temporary equity).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding of which an aggregate of up to 562,500 Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Class A ordinary shares issuable to I-Bankers). The over-allotment option was exercised in full in connection with the Initial Public Offering. As such, the shares are no longer subject to forfeiture.

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

The Company accounts for the warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. The Company has determined that these warrants qualify for equity treatment in the Company’s financial statements. There were 17,250,000 Public Warrants outstanding and 9,920,000 Private Placement Warrants outstanding at September 30, 2022. There were no warrants outstanding at December 31, 2021.

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

As of September 30, 2022, we had not commenced any operations. All activity for the period from November 30, 2021 (inception), through September 30, 2022, relates to the formation, the Initial Public Offering, and the search for a target company for a Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Results of Operations

As of September 30, 2022, we have neither engaged in any operations nor generated any revenues. Our only activities since inception through September 30, 2022 have been organizational activities and those necessary to prepare for the Initial Public Offering. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2022, we had net income and a net loss of $115,901 and $1,525,961, respectively, consisting of general and administrative expenses of $720,843 and $2,576,847, respectively, and unrealized gains on investments in Trust of $836,744 and $1,050,886, respectively.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $233,764.

For the nine months ended September 30, 2022, the net increase in cash was $233,764. Cash used in operating activities for the nine months ended September 30, 2022, was $2,516,296 and is primarily the result of a net loss of $1,525,961 and unrealized gains on the investments in Trust of $1,050,886.

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

Off-balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than (i) an agreement to pay the Sponsor up to a maximum of $180,000 in the aggregate for office space, utilities and secretarial and administrative services, which administrative fees shall be paid on a monthly basis at $15,000 until the maximum fee is reached, or if earlier, until the consummation of our Business Combination or our liquidation, and (ii) a Working Capital Loan which has advances of $133,849 outstanding as of September 30, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 19, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on February 17, 2022, Quarterly Report on Form 10-Q filed with the SEC on May 19, 2022 and Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	AXIOS SUSTAINABLE GROWTH ACQUISITION CORPORATION

	By:	/s/ Benedikt E. Fortig
	Name:	Benedikt E. Fortig
	Title:	Chief Executive Officer